Form 10-K
period 2007-12-31
RBSGC Mortgage Loan Trust 2007-B
filed 2008-03-28
CIK 1390875

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-K


  (Mark one)

  /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934
      For the fiscal year ended December 31, 2007

      OR


  / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934
      For the transition period from ____________ to ____________



      Commission file number: 333-140279-03

      RBSGC Mortgage Loan Trust 2007-B
      (exact name of issuing entity as specified in its charter)

      Greenwich Capital Acceptance, Inc. (depositor)
      (exact name of the registrant as specified in its charter)

      Greenwich Capital Financial Products, Inc.
      (exact name of the sponsor as specified in its charter)



  Delaware                                06-1199884
  (State or other jurisdiction of         (I.R.S. Employer
  incorporation or organization)          Identification No.)



  600 Steamboat Road
   Greenwich, CT                                06830
  (Address of principal executive             (Zip Code)
  offices)


 Registrant's telephone number, including area code: (203) 625-2700



  Securities registered pursuant to Section 12(b) of the Act:

    NONE.



  Securities registered pursuant to Section 12(g) of the Act:

    NONE.



  Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

    Yes ___     No  X



  Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

    Yes ___     No  X




  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

    Yes  X      No ___



  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

               X



  Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

   Large accelerated filer ___
   Accelerated filer ___
   Non-accelerated filer      X
   Smaller reporting company ___

  Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

    Yes ___     No  X



  State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter.

    Not applicable.



  Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

    Not applicable.



  Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

    Not applicable.



  DOCUMENTS INCORPORATED BY REFERENCE

  List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1)Any annual report to security holders; (2) Any proxy or information statement; and (3)Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980).

    Not applicable.





                                     PART I

  Item 1.      Business.

               Not applicable.


  Item 1A.     Risk Factors.

               Not applicable.


  Item 1B.     Unresolved Staff Comments.

               None.


  Item 2.      Properties.

               Not applicable.


  Item 3.      Legal Proceedings.

               None.


  Item 4.      Submission of Matters to a Vote of Security Holders.

               Not applicable.




                                     PART II

  Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

               Not applicable.


  Item 6.      Selected Financial Data.

               Not applicable.


  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation.

               Not applicable.


  Item 7A.     Quantitative and Qualitative Disclosures About Market Risk.

               Not applicable.


  Item 8.      Financial Statements and Supplementary Data.

               Not applicable.


  Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

               Not applicable.


  Item 9A.     Controls and Procedures.

               Not applicable.


  Item 9A(T).  Controls and Procedures.

               Not applicable.


  Item 9B.     Other Information.

               None.




                                    PART III

  Item 10.     Directors, Executive Officers and Corporate Governance.

               Not applicable.


  Item 11.     Executive Compensation.

               Not applicable.


  Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

               Not applicable.


  Item 13. Certain Relationships and Related Transactions, and Director Independence.

               Not applicable.


  Item 14.     Principal Accounting Fees and Services.

               Not applicable.




  ADDITIONAL DISCLOSURE ITEMS PURSUANT TO GENERAL INSTRUCTION J


Item 1112(b) of Regulation AB, Significant Obligor Financial Information.

No single obligor represents 10% or more of the pool assets held by the issuing entity.



Item 1114(b)(2) of Regulation AB, Significant Enhancement Provider Financial Information.

No entity or group of affiliated entities provides any external credit enhancement or other support for the certificates within this transaction as described under Item 1114 (a) of Regulation AB.



Item 1115(b) of Regulation AB, Certain Derivatives Instruments (Financial Information).

No entity or group of affiliated entities provides any derivative instruments or other support for the certificates within this transaction as described under
Item 1115 of Regulation AB.



Item 1117 of Regulation AB, Legal Proceedings.

The registrant knows of no material pending legal proceedings involving the Trust and all parties related to such Trust, other than routine litigation incidental to the duties of those respective parties.



Item 1119 of Regulation AB, Affiliations and Certain Relationships and Related Transactions.

Information required by item 1119 has been omitted from this annual report on Form 10-K because it is materially the same information as has been provided previously in a prospectus timely filed pursuant to Rule 424 promulgated under the Securities Act of 1933 under the same Central Index Key
(CIK) code as this annual report on Form 10-K.



Item 1122 of Regulation AB, Compliance with Applicable Servicing Criteria.

The reports on assessment of compliance with the servicing criteria for asset-backed securities are attached hereto under Item 15.

Although U.S. Central Credit Union, as a named Servicer, was contractually required to cause delivery of an Assessment of Compliance and related Attestation Report in respect of the Issuing Entity from each subservicer participating in the servicing function, no Assessment of Compliance and related Attestation Report was delivered by one of their subservicers, Wescom Credit Union, in respect of four mortgage loans representing approximately 0.20% of the asset pool of the Issuing Entity as of December 31, 2007.

Although each servicing criterion required by Item 1122(d) of Regulation AB is addressed in one or more of the Assessments of Compliance with Servicing Criteria and related Attestation Reports included with this report, one of the Servicer's, Navy Federal Credit Union, Assessment of Compliance and related Attestation Report did not address each of the servicing criteria that the Servicer was required to address under the terms of the related Servicing Agreement. Such Servicer has not identified such failure to provide an Assessment and Attestation for these items as a material failure to fulfill its obligations under the related servicing agreement in such Servicer's Compliance Statement provided under Item 1123 of Regulation AB, because such Servicer asserts that those items are not applicable to such Servicer.



Item 1123 of Regulation AB, Servicer Compliance Statement.

The servicer compliance statements are attached hereto under Item 15.


Although U.S. Central Credit Union, as a named Servicer, was contractually required to cause delivery of a Servicer Compliance Statement in respect of the Issuing Entity from each subservicer participating in the servicing function, no Servicer Compliance Statement was delivered by one of their subservicers, Wescom Credit Union, in respect of four mortgage loans representing approximately 0.20% of the asset pool of the Issuing Entity as of December 31, 2007.



                               Part IV

  Item 15. Exhibits, Financial Statement Schedules.

  (a) Exhibits.

  (4.1) Pooling and Servicing Agreement dated as of March 1, 2007, among Greenwich Capital Acceptance, Inc., as Depositor, Greenwich Capital Financial Products, Inc., as Seller, Wells Fargo Bank, N,A., as Master Servicer and Securities Administrator and Deutsche Bank National Trust Company, as Trustee and a Custodian, originally filed on Form 8K on May 4, 2007, Commission File Number 333-140279-03, CIK Number 0001390875.

  (10.1) Incorporated by reference as Exhibit (4.1).

  (31) Rule 13a-14(d)/15d-14(d) Certification.

  (33) Reports on assessment of compliance with servicing criteria for asset-backed securities.



    33.1 Deutsche Bank National Trust Company as Trustee and as Custodian
    33.2 Navy Federal Credit Union as Sub-Servicer for U.S. Central Credit Union
    33.3 Wells Fargo Bank, N.A. as Servicer
    33.4 Wells Fargo Bank, N.A. as Master Servicer and Securities Administrator
    33.5 Wells Fargo Bank, N.A. as Custodian



  (34) Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.



    34.1 Deutsche Bank National Trust Company as Trustee and as Custodian
    34.2 Navy Federal Credit Union as Sub-Servicer for U.S. Central Credit Union
    34.3 Wells Fargo Bank, N.A. as Servicer
    34.4 Wells Fargo Bank, N.A. as Master Servicer and Securities Administrator
    34.5 Wells Fargo Bank, N.A. as Custodian



   (35) Servicer compliance statement.



    35.1 Navy Federal Credit Union as Sub-Servicer for U.S. Central Credit Union
    35.2 Wells Fargo Bank, N.A. as Servicer
    35.3 Wells Fargo Bank, N.A. as Master Servicer and Securities Administrator



   (b) Exhibits identified in paragraph (a) above.

   (c) Not applicable.



                          SIGNATURES


  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


   RBSGC Mortgage Loan Trust 2007-B
   (Issuing Entity)

   Wells Fargo Bank, N.A.
   (Master Servicer)

   /s/ Diane Courtney
   Diane Courtney, Vice President
   (Senior Officer in charge of the servicing function of Wells Fargo Bank,
    N.A., in its capacity as Master Servicer)


    Date:   March 26, 2008



  Exhibit Index

  Exhibit No.


   (4.1) Pooling and Servicing Agreement dated as of March 1, 2007, among Greenwich Capital Acceptance, Inc., as Depositor, Greenwich Capital Financial Products, Inc., as Seller, Wells Fargo Bank, N,A., as Master Servicer and Securities Administrator and Deutsche Bank National Trust Company, as Trustee and a Custodian, originally filed on Form 8K on May 4, 2007, Commission File Number 333-140279-03, CIK Number 0001390875.

   (10.1) Incorporated by reference as Exhibit (4.1).

   (31) Rule 13a-14(d)/15d-14(d) Certification.

   (33) Reports on assessment of compliance with servicing criteria for asset-backed securities.



    33.1 Deutsche Bank National Trust Company as Trustee and as Custodian
    33.2 Navy Federal Credit Union as Sub-Servicer for U.S. Central Credit Union
    33.3 Wells Fargo Bank, N.A. as Servicer
    33.4 Wells Fargo Bank, N.A. as Master Servicer and Securities Administrator
    33.5 Wells Fargo Bank, N.A. as Custodian


   (34) Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.



    34.1 Deutsche Bank National Trust Company as Trustee and as Custodian
    34.2 Navy Federal Credit Union as Sub-Servicer for U.S. Central Credit Union
    34.3 Wells Fargo Bank, N.A. as Servicer
    34.4 Wells Fargo Bank, N.A. as Master Servicer and Securities Administrator
    34.5 Wells Fargo Bank, N.A. as Custodian


   (35) Servicer compliance statement.



    35.1 Navy Federal Credit Union as Sub-Servicer for U.S. Central Credit Union
    35.2 Wells Fargo Bank, N.A. as Servicer
    35.3 Wells Fargo Bank, N.A. as Master Servicer and Securities Administrator
